Form 10-K
period 1996-12-31
NORWEST ASSET SEC CORP MORT PASS THRO CERT SER 1996-01 TR
filed 1997-03-27
CIK 1016576

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C.  20549

				   FORM 10-K


(Mark One)

/ x /ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

			       OR

/   /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

Commission File No.:  333-02209-01

Norwest Asset Securities Corporation,
Mortgage Pass-Through Certificates, Series 1996-1 Trust
(Exact name of registrant as specified in its charter)

New York                                   52-1980232, 52-1980233
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)             No.)


c/o Norwest Bank Minnesota, N.A.
7485 New Horizon Way
Frederick, Maryland                        21703
(Address of principal executive            (Zip Code)
offices)


Registrant's telephone number, including area code (301) 696-7900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes  X          No __


	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	Not Applicable

	State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

	Not Applicable

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Not Applicable


				  PART I

Item 1.  Business.

	 Omitted pursuant to the no action letter to the registrant from the Office of Chief Counsel of the Division of Corporation Finance, Securities and Exchange Commission dated December 17, 1996 (the "No Action Letter") with respect to series of mortgage pass-through certificates (collectively, the "Mortgage Pass-Through Certificates"), each series being issued pursuant to a Pooling and Servicing Agreement (collectively, the "Pooling and Servicing Agreements") between the registrant, a servicer (the "Servicer"),or master servicer(the Master "Servicer") and a trustee (the "Trustee").


Item 2.  Properties.

	 See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.  Legal Proceedings.

	 The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the "Trusts"), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreements.


Item 4.  Submission of Matters to a Vote of Security Holders.

	 None.


				 PART II


Item 5.  Market for Registrant's Common Equity and Related
	 Stockholder Matters. (Subsection references herein refer to Section 201 of Regulation S-K.)

	 (a) No established public trading market for the Certificates exists.

	 (b) As of December 31, 1996, the number of holders of the publicly offered Certificates was 52.

	 (c)  Omitted pursuant to the No Action Letter.


Item 6.  Selected Financial Data.

	 Omitted pursuant to the No Action Letter.


Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations.

	 Omitted pursuant to the No Action Letter.


Item 8.  Financial Statements and Supplementary Data.

	 See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


Item 9.  Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure.

	 None.


				PART III


Item 10.  Directors and Executive Officers of the Registrant.

	  Omitted pursuant to the No Action Letter.


Item 11.  Executive Compensation.

	  Omitted pursuant to the No Action Letter.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	  Omitted pursuant to the No Action Letter.


Item 13.  Certain Relationships and Related Transactions.

	  Omitted pursuant to the No Action Letter.


				 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Exhibits

	  99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

		 (a)  Bank of Hawaii, as Servicer<F1>
		 (b)  Barnett Mortgage Company, as Servicer<F1>
		 (c)  Countrywide Home Loans, as Servicer<F1>
		 (d)  FBS Mortgage Corporation, as Servicer<F1>
		 (e)  GMAC Mortgage Corporation of PA, as Servicer<F1>
		 (f)  Great Financial Mortgage, as Servicer<F1>
		 (g)  Home Side Lending, as Servicer<F1>
		 (h)  National City Mortgage Company, as Servicer<F1>
		 (i)  Norwest Bank Minnesota, N.A., as Master Servicer <F1>
		 (j)  Norwest Mortgage, as Servicer<F1>

	  99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

		 (a)  Bank of Hawaii, as Servicer<F1>
		 (b)  Barnett Mortgage Company, as Servicer<F1>
		 (c)  Countrywide Home Loans, as Servicer<F1>
		 (d)  FBS Mortgage Corporation, as Servicer<F1>
		 (e)  GMAC Mortgage Corporation of PA, as Servicer<F1>
		 (f)  Great Financial Mortgage, as Servicer<F1>
		 (g)  Home Side Lending, as Servicer<F1>
		 (h)  National City Mortgage Company, as Servicer<F1>
		 (i)  Norwest Bank Minnesota, N.A., as Master Servicer <F1>
		 (j)  Norwest Mortgage, as Servicer<F1>

	  99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

		 (a)  Bank of Hawaii, as Servicer<F1>
		 (b)  Barnett Mortgage Company, as Servicer<F1>
		 (c)  Countrywide Home Loans, as Servicer<F1>
		 (d)  FBS Mortgage Corporation, as Servicer<F1>
		 (e)  GMAC Mortgage Corporation of PA, as Servicer<F1>
		 (f)  Great Financial Mortgage, as Servicer<F1>
		 (g)  Home Side Lending, as Servicer<F1>
		 (h)  National City Mortgage Company, as Servicer<F1>
		 (i)  Norwest Bank Minnesota, N.A., as Master Servicer <F1>
		 (j)  Norwest Mortgage, as Servicer<F1>

	  99.4   Aggregate Statement of Principal and Interest
		 Distributions to Certificate Holders.

     (b) On November 4, 1996 and December 3, 1996, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted pursuant to the No Action Letter.


<F1>  Pursuant to the No Action Letter, such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed wihtin 30 days of the Reporting Person's receipt of such document.


				SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Norwest Asset Securities Corporation,
Mortgage Pass-Through Certificates, Series 1996-1 Trust


Signed     Norwest Bank Minnesota, N.A.
	   as Master Servicer
By:       /s/Sherri J. Sharps
Title:    Vice president -- Securities Administration Services
Dated:    March 21, 1997








SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

     (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.