Form 10-K/A
period 1996-12-31
NORWEST ASSET SEC CORP MORT PASS THRO CERT SER 1996-01 TR
filed 1997-09-08
CIK 1016576

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

Yes    X                No



     This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 1997, by
Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-1 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Norwest Asset Securities Corporation, (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-1 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

                   (a)  Bank of Hawaii, as Servicer<F2>
                   (b)  Countrywide Credit Industries, Inc., as Servicer<F2>
                   (c)  Bank of America, NT&SA, as Servicer<F2>
                   (d)  GMAC Mortgage Corporation, as Servicer<F2>
                   (e)  Great Financial Bank, FSB, as Servicer<F2>
                   (f)  HomeSide Lending, Inc., as Servicer<F2>
                   (g)  National City Mortgage Company, as Servicer<F1>
                   (h)  Norwest Mortgage, Inc., as Servicer<F2>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Bank of Hawaii, as Servicer<F1>
                   (b)  Countrywide Credit Industries, Inc., as Servicer<F2>
                   (c)  Bank of America, NT&SA, as Servicer<F2>
                   (d)  GMAC Mortgage Corporation, as Servicer<F2>
                   (e)  Great Financial Bank, FSB, as Servicer<F2>
                   (f)  HomeSide Lending, Inc., as Servicer<F2>
                   (g)  National City Mortgage Company, as Servicer<F1>
                   (h)  Norwest Mortgage, Inc., as Servicer<F2>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Bank of Hawaii, as Servicer<F2>
                   (b)  Countrywide Credit Industries, Inc., as Servicer<F2>
                   (c)  Bank of America, NT&SA, as Servicer<F2>
                   (d)  GMAC Mortgage Corporation, as Servicer<F2>
                   (e)  Great Financial Bank, FSB, as Servicer<F2>
                   (f)  HomeSide Lending, Inc., as Servicer<F2>
                   (g)  National City Mortgage Company, as Servicer<F2>
                   (h)  Norwest Bank Minnesota, N.A., as Master Servicer <F2>
                   (i)  Norwest Mortgage, Inc., as Servicer<F2>

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

Dated:    September 2, 1997




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of Hawaii, as Servicer<F2>
     (b) Countrywide Credit Industries, Inc., as Servicer<F2>
     (c) Bank of America, NT&SA, as Servicer<F2>
     (d) GMAC Mortgage Corporation, as Servicer<F2>
     (e) Great Financial Bank, FSB, as Servicer<F2>
     (f) HomeSide Lending, Inc., as Servicer<F2>
     (g) National City Mortgage Company, as Servicer<F1>
     (h) Norwest Mortgage, Inc., as Servicer<F2>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of Hawaii, as Servicer<F1>
     (b) Countrywide Credit Industries, Inc., as Servicer<F2>
     (c) Bank of America, NT&SA, as Servicer<F2>
     (d) GMAC Mortgage Corporation, as Servicer<F2>
     (e) Great Financial Bank, FSB, as Servicer<F2>
     (f) HomeSide Lending, Inc., as Servicer<F2>
     (g) National City Mortgage Company, as Servicer<F1>
     (h) Norwest Mortgage, Inc., as Servicer<F2>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of Hawaii, as Servicer<F2>
     (b) Countrywide Credit Industries, Inc., as Servicer<F2>
     (c) Bank of America, NT&SA, as Servicer<F2>
     (d) GMAC Mortgage Corporation, as Servicer<F2>
     (e) Great Financial Bank, FSB, as Servicer<F2>
     (f) HomeSide Lending, Inc., as Servicer<F2>
     (g) National City Mortgage Company, as Servicer<F2>
     (h) Norwest Bank Minnesota, N.A., as Master Servicer <F2>
     (i) Norwest Mortgage, Inc., as Servicer<F2>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1> Filed herewith.

<F2> Previously filed.